Form 10-Q
period 2026-09-30
AEMETIS, INC
filed 2026-11-05
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the registrant’s Common Stock on October 31, 2026, was 73,097,585 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions, or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products and prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes Plant; our ability to expand into alternative markets for biodiesel and its byproducts, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to access governmental carbon reduction incentives; our ability to supply gas into transportation markets; our ability to continue to develop, maintain, and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to extend or refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to fund, develop, build, maintain and operate digesters, facilities and pipelines for our California Dairy Renewable Natural Gas segment; our ability to fund, develop and operate our carbon capture sequestration projects, including obtaining required permits; our ability to receive awarded grants by meeting all of the required conditions, including meeting the minimum contributions; our ability to obtain additional financing under the EB-5 program; our ability to generate and sell or utilize various credits, including California Low Carbon Fuel Standard ("LCFS"), federal Renewable Fuel Standard D3 RINs ("RINs"), federal Section 45Z production tax credits ("Section 45Z PTCs" or “PTCs”), and investment tax credits; our ability to improve margins; and our ability to raise additional debt and equity funding at the parent, subsidiary, or project level. Words or phrases such as “anticipates,” “may,” “will,” “should,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K and subsequent Form 10-Q filings. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except for par value)

	September 30, 2026	December 31, 2025
	Unaudited
Assets
Current assets:
Cash and cash equivalents ($1,276 and $3,154 respectively from VIE)	$3,359	$4,894
Accounts receivable ($1,279 and $81 respectively from VIE)	4,373	484
Inventories ($489 and $307 respectively from VIE)	12,931	11,627
Prepaid expenses ($601 and $38 respectively from VIE)	2,227	1,531
Section 45Z production tax credits ($2,868 and $366 respectively from VIE)	3,440	5,478
Other current assets ($192 and $194 respectively from VIE)	2,798	2,856
Total current assets	29,128	26,870

Property, plant and equipment, net ($135,888 and $102,120 respectively from VIE)	271,310	219,717
Restricted cash ($1,518 and $2,992 respectively from VIE)	1,518	2,992
Operating lease right-of-use ($1,045 and $1,058 respectively from VIE)	1,909	2,256
Other assets ($3,390 and $3,333 respectively from VIE)	8,130	8,006
Total assets	$311,995	$259,841

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($22,783 and $4,959 respectively from VIE)	$36,622	$23,418
Current portion of long-term debt ($1,410 and $1,077 respectively from VIE)	316,427	279,143
Short-term borrowings ($300 and $300 respectively from VIE)	60,497	38,726
Other current liabilities ($1,335 and $387 respectively from VIE)	26,278	29,971
Total current liabilities	439,824	371,258
Long-term liabilities:
EB-5 notes ($0 and $0 respectively from VIE)	13,000	16,000
Other long-term debt ($45,523 and $47,875 respectively from VIE)	45,523	47,895
Series A preferred units ($123,558 and $126,910 respectively from VIE)	123,558	126,910
Other long-term liabilities ($923 and $940 respectively from VIE)	4,297	4,609
Total long-term liabilities	186,378	195,414

Stockholders' deficit:
Common stock, $0.001 par value; 140,000 authorized; 73,098 and 66,189 shares issued and outstanding each period, respectively	73	66
Additional paid-in capital	360,146	340,402
Accumulated deficit	(665,812)	(639,943)
Accumulated other comprehensive loss	(8,614)	(7,356)
Total stockholders' deficit	(314,207)	(306,831)
Total liabilities and stockholders' deficit	$311,995	$259,841

The accompanying notes are an integral part of the consolidated condensed financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands except for per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues	$88,153	$59,190	$205,472	$154,319
Cost of goods sold	58,680	59,248	159,728	162,812
Gross profit (loss)	29,473	(58)	45,744	(8,493)

Selling, general and administrative expenses	8,621	8,450	25,454	26,244
Operating income (loss)	20,852	(8,508)	20,290	(34,737)

Other expense (income):
Interest expense
Interest rate expense	14,206	11,889	39,919	34,142
Debt related fees and amortization expense	342	1,061	2,668	4,831
Accretion and other expenses of Series A preferred units	1,216	2,034	4,338	6,345
Total interest expense	15,764	14,984	46,925	45,318
Other expense (income)	(125)	249	(637)	(1,078)
Other expense, net	15,639	15,233	46,288	44,240

Income (loss) before income taxes	5,213	(23,741)	(25,998)	(78,977)
Income tax expense (benefit)	2	6	(129)	(7,306)
Net income (loss)	$5,211	$(23,747)	$(25,869)	$(71,671)

Other comprehensive income (loss)
Foreign currency translation loss	(260)	(762)	(1,258)	(752)
Comprehensive income (loss)	$4,951	$(24,509)	$(27,127)	$(72,423)

Net income (loss) per share
Basic	$0.07	$(0.37)	$(0.37)	$(1.24)
Diluted	$(0.02)	$(0.37)	$(0.37)	$(1.24)

Weighted-average shares outstanding
Basic	72,500	63,699	70,083	58,027
Diluted	72,500	63,699	70,083	58,027

The accompanying notes are an integral part of the consolidated condensed financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2026	2025
Operating activities:
Net loss	$(25,869)	$(71,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,018	4,976
Stock issued for services	50	150
Depreciation	7,626	7,033
Bad debt expense	401	-
Intangibles and other amortization expense	35	35
Debt related fees and amortization expense	2,668	4,831
Accretion and other expenses of Series A preferred units	4,338	6,345
Loss (gain) on sale/disposal of assets	108	(4)
Changes in operating assets and liabilities:
Accounts receivable	(4,363)	517
Inventories	(1,937)	20,336
Prepaid expenses	(703)	179
Tax credit sale receivable	-	12,300
Section 45Z production tax credits	2,038	-
Other assets	541	(676)
Accounts payable	(4,555)	(9,238)
Accrued interest expense and fees	32,590	19,484
Other liabilities	(7,472)	2,894
Net cash provided by (used in) operating activities	9,514	(2,509)

Investing activities:
Capital expenditures	(35,307)	(9,441)
Grant proceeds for capital expenditures	1,440	411
Proceeds from sale of fixed assets	2	-
Net cash used in investing activities	(33,865)	(9,030)

Financing activities:
Proceeds from borrowings	37,481	29,246
Repayments of borrowings	(23,503)	(35,729)
Payments on Series A preferred financing	(7,889)	(2,200)
Lender debt renewal and waiver fee payments	-	(495)
Payments on finance leases	(195)	(168)
Proceeds from sales of common stock	15,449	25,487
Proceeds from exercise of stock options	49	257
Net cash provided by financing activities	21,392	16,398

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(50)	(138)
Net change in cash, cash equivalents, and restricted cash for period	(3,009)	4,721
Cash, cash equivalents, and restricted cash at beginning of period	7,886	3,831
Cash, cash equivalents and restricted cash at end of period	$4,877	$8,552

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$7,621	$12,820
Income taxes paid	$-	$-
Supplemental disclosures of cash flow information, non-cash transactions:
Settlement of accounts payable via issuance of common stock	$-	$45
Fair value of warrants issued to subordinated debt holders	$185	$584
Subordinated debt extension fees added to debt	$340	$680
Financing lease liabilities arising from obtaining right of use assets	$1,398	$-
Lender debt extension, waiver, and other fees added to debt	$1,700	$2,595
Accrued capital expenditures in construction financing	$6,286	$-
Capital expenditures in accounts payable and accruals	$26,252	$17,228

The accompanying notes are an integral part of the consolidated condensed financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

	For the three and nine months ended September 30, 2026
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Income (Loss)	deficit

Balance at December 31, 2025	66,189	$66	$340,402	$(639,943)	$(7,356)	$(306,831)
Issuance of common stock	2,564	3	6,585	-	-	6,588
Stock-based compensation	379	-	1,704	-	-	1,704
Issuance of common stock for services	35	-	50	-	-	50
Issuance and exercise of warrants	113	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	(936)	(936)
Net loss	-	-	-	(21,713)	-	(21,713)
Balance at March 31, 2026	69,280	$69	$348,741	$(661,656)	$(8,292)	$(321,138)

Issuance of common stock	2,588	3	7,102	-	-	7,105
Stock options exercised	181	-	49	-	-	49
Stock-based compensation	-	-	1,121	-	-	1,121
Issuance and exercise of warrants	-	-	185	-	-	185
Foreign currency translation loss	-	-	-	-	(62)	(62)
Net loss	-	-	-	(9,367)	-	(9,367)
Balance at June 30, 2026	72,049	$72	$357,198	$(671,023)	$(8,354)	$(322,107)

Issuance of common stock	936	1	1,755	-	-	1,756
Stock-based compensation	-	-	1,193	-	-	1,193
Issuance and exercise of warrants	113	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	(260)	(260)
Net income	-	-	-	5,211	-	5,211
Balance at September 30, 2026	73,098	$73	$360,146	$(665,812)	$(8,614)	$(314,207)

	For the three and nine months ended September 30, 2025
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Income (Loss)	deficit

Balance at December 31, 2024	51,139	$51	$305,329	$(562,942)	$(6,366)	$(263,928)
Issuance of common stock	2,370	3	5,084	-	-	5,087
Stock options exercised	51	-	50	-	-	50
Stock-based compensation	369	-	2,308	-	-	2,308
Issuance and exercise of warrants	113	-	304	-	-	304
Foreign currency translation gain	-	-	-	-	13	13
Net loss	-	-	-	(24,529)	-	(24,529)
Balance at March 31, 2025	54,042	$54	$313,075	$(587,471)	$(6,353)	$(280,695)

Issuance of common stock	7,664	8	12,960	-	-	12,968
Stock options exercised	289	-	207	-	-	207
Stock-based compensation	-	-	1,383	-	-	1,383
Issuance and exercise of warrants	-	-	280	-	-	280
Foreign currency translation loss	-	-	-	-	(3)	(3)
Net loss	-	-	-	(23,395)	-	(23,395)
Balance at June 30, 2025	61,995	$62	$327,905	$(610,866)	$(6,356)	$(289,255)

Issuance of common stock	2,892	3	7,624	-	-	7,627
Stock-based compensation	-	-	1,285	-	-	1,285
Issuance and exercise of warrants	113	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	(762)	(762)
Net loss	-	-	-	(23,747)	-	(23,747)
Balance at September 30, 2025	65,000	$65	$336,814	$(634,613)	$(7,118)	$(304,852)

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

► California Dairy Renewable Natural Gas – We produce Renewable Natural Gas ("RNG") in central California. We currently have fourteen anaerobic digesters that produce biogas from dairy waste received from seventeen dairies. Two of these digesters were placed into service in October 2026. We have a 36-mile biogas collection pipeline leading to a central RNG production facility, and an interconnection to inject the RNG into the utility natural gas pipeline for delivery for use as transportation fuel. We are actively expanding our RNG production, with agreements with over fifty dairies, and environmental review completed for an additional 24 miles of biogas pipeline. We are also building our own RNG fuel dispensing station.

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

The accompanying consolidated condensed balance sheet as of  September 30, 2026, the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the consolidated condensed statements of cash flows for the nine months ended September 30, 2026 and 2025, and the consolidated statements of stockholders’ deficit for the three and nine months ended September 30, 2026 and 2025, are unaudited. The consolidated condensed balance sheet as of  December 31, 2025, is derived from the 2025 audited consolidated financial statements and notes thereto. All intercompany balances and transactions have been eliminated in consolidation.

(Tabular data in thousands, except par value and per share data)

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

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three and nine months ended September 30, 2026 and 2025, have been prepared on the same basis as the audited consolidated statements as of and for the year ended  December 31, 2025, and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year, or any future periods.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which improves the disclosures required for certain expense captions in the Company’s annual and interim consolidated financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10 (Topic 832), Accounting for Government Grants Received by Business Entities, which establishes recognition, measurement, and presentation requirements for government grants. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual periods. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11 (Topic 270), Interim Reporting: Narrow-Scope Improvements, which clarifies the scope, form and content, and disclosure requirements for interim financial reporting. The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies and improves existing accounting guidance across multiple topics, including the calculation of diluted earnings per share in certain circumstances when a loss from continuing operations exists. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements and related disclosures.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting and disclosure requirements for environmental credits and environmental credit obligations that will begin to apply in 2028. The Company's operations involve environmental credits, including RINs, LCFS credits, and other types of credits. The Company is currently evaluating the impact of the new guidance on its accounting policies, financial statement presentation, and disclosures. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements and related disclosures.

(Tabular data in thousands, except par value and per share data)

2. Cash, Cash Equivalents, and Restricted Cash

Restricted cash shown in the consolidated condensed balance sheets includes amounts set aside pursuant to the Aemetis Biogas 1 LLC Term Loan Agreement and the Aemetis Biogas 2 LLC Construction and Term Loan Agreement for financing reserves and construction contingencies. In September 2026, restricted cash associated with the Aemetis Biogas 1 LLC term loan was applied against the outstanding loan balance. These loans are described further in Note 5 - Debt.

The following table reconciles cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets to the total of the same amounts shown in the consolidated condensed statement of cash flows:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$3,359	$4,894
Restricted cash	1,518	2,992
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,877	$7,886

3. Inventories

Inventories consist of the following:

	As of
	September 30, 2026	December 31, 2025
Raw materials	$3,858	$9,593
Work-in-progress	1,684	1,402
Finished goods	7,389	632
Total inventories	$12,931	$11,627

As of  September 30, 2026 and  December 31, 2025, we recognized a lower of cost or net realizable value adjustment of $69 thousand and $158 thousand, respectively, related to inventory.

4. Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

	As of
	September 30, 2026	December 31, 2025
Land	$8,582	$8,616
Plant and buildings	199,981	200,008
Furniture and fixtures	3,209	3,036
Machinery and equipment	6,475	5,894
Construction in progress	113,287	57,043
Property held for development	15,431	15,431
Finance lease right of use assets	4,174	2,889
Total gross property, plant & equipment	351,139	292,917
Less accumulated depreciation	(79,829)	(73,200)
Total property, plant & equipment, net	$271,310	$219,717

For the three months ended  September 30, 2026 and 2025, interest capitalized in property, plant and equipment was $1.3 million and $1.1 million, respectively. For the nine months ended  September 30, 2026 and 2025, interest capitalized in property, plant and equipment was $3.7 million and $3.2 million, respectively.

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

For the three months ended  September 30, 2026 and 2025, depreciation expense was $2.5 million and $2.3 million, respectively. For the nine months ended  September 30, 2026 and 2025, depreciation expense was $7.6 million and $7.0 million, respectively.

5. Debt

Debt consists of the following:

	As of
	September 30, 2026	December 31, 2025
Third Eye Capital term notes	$7,274	$7,258
Third Eye Capital revenue participation term notes	12,213	12,185
Third Eye Capital revolving credit facility	43,628	36,368
Third Eye Capital revolving notes Series B	100,049	85,430
Third Eye Capital acquisition term notes	26,999	26,934
Third Eye Capital Fuels revolving line	57,332	49,230
Third Eye Capital Carbon revolving line	33,148	29,763
Construction term loans	46,677	48,690
Cilion shareholder seller notes payable	7,632	7,463
Subordinated notes	22,538	21,065
EB-5 promissory notes	39,715	39,409
Working capital loans	2,015	-
Term loans on capital expenditures	556	563
Equipment financing	27	45
Short-term construction funding	35,644	17,361
Total debt	435,447	381,764
Less current portion of debt	376,924	317,869
Total long-term debt	$58,523	$63,895

Third Eye Capital Keyes Notes. On July 6, 2012, Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), and Aemetis Facility Keyes, Inc. ("AFK") entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation ("Third Eye Capital"). Pursuant to the Note Purchase Agreement, Third Eye Capital, as administrative agent on behalf of several noteholders, extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to notes (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. On May 16, 2023, we entered into a new Revolving Notes Series B agreement with Third Eye Capital related to certain existing principal under the Revolving Credit Facility and for subsequent principal increases. The Term Notes, Revolving Credit Facility, Revolving Notes Series B, Revenue Participation Term Notes, and Acquisition Term Notes are referred to herein collectively as the "Third Eye Capital Keyes Notes" or "Notes". The Third Eye Capital Keyes Notes have been amended several times, and the current key terms are as follows:

A.	Term Notes. The Term Notes accrue interest at 14% per annum and are due on demand. As of September 30, 2026, we had $7.3 million in principal, interest and fees outstanding under the Term Notes.

(Tabular data in thousands, except par value and per share data)

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at prime rate plus 13.75% (20.75% as of  September 30, 2026) payable monthly in arrears and is due on demand. As of  September 30, 2026, we had $43.6 million in principal, interest and waiver fees outstanding under the Revolving Credit Facility.

C.

Revolving Notes Series B. The Revolving Notes Series B accrue interest at prime rate plus 13.75% (20.75% as of  September 30, 2026) payable monthly in arrears and are due on demand. As of  September 30, 2026, we had $100.0 million in principal, interest and waiver fees outstanding under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes accrue interest at 5% per annum and are due on demand. As of  September 30, 2026, we had $12.2 million in principal and interest outstanding under the Revenue Participation Term Notes.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at prime rate plus 10.75% (17.75% as of  September 30, 2026) and are due on demand. As of  September 30, 2026, we had $19.5 million in principal and interest, and a $7.5 million redemption fee outstanding under the Acquisition Term Notes.

The Third Eye Capital Keyes Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. As of September 30, 2026, we obtained a waiver for the violation of debt to plant value ratio covenant and restrictions on capital expenditures covenant. The terms of the Notes allow the lender to call the debt in the event of a default that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. The Notes allow interest to be added to the outstanding principal balance. The Notes are secured by first priority liens on all real and personal property of, assignment of proceeds from all government grants, and guarantees from our North American subsidiaries except for Aemetis Biogas LLC and its subsidiaries and contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company's Chairman and CEO, provided a guaranty of payment and performance secured by all Company shares owned by McAfee Capital and additional assets, and Mr. McAfee has also provided a personal guaranty of up to $10 million plus a pledge of his ownership interest in several personal assets.

Third Eye Capital Fuels and Carbon Credit Facilities. On March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI") and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender parties thereto that provides two credit lines, one with GAFI (the “Fuels Revolving Line”) and a second with ACCI (the “Carbon Revolving Line”). Loans received under the Fuels Revolving Line are due on demand. They accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 11.0% and (ii) fifteen percent (15.0%), which was 18.0% as of  September 30, 2026). Loans received under the Carbon Revolving Line are due on demand and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 9.0% and (ii) thirteen percent (13.0%), which was 16.0% as of  September 30, 2026). The Credit Agreement contains several affirmative and negative covenants, and loans under the Credit Agreement are secured by first priority liens on all real and personal property of and guarantees from the Company's U.S. subsidiaries except for Aemetis Biogas LLC and its subsidiaries. As of  September 30, 2026 and  December 31, 2025, GAFI had principal and interest outstanding of $57.3 million and $49.2 million, respectively, classified as current debt. As of  September 30, 2026 and  December 31, 2025, ACCI had principal and interest outstanding of $33.1 million and $30.0 million, respectively, classified as current debt. As of  September 30, 2026 and  December 31, 2025, ACCI had unamortized debt issuance costs of $0.0 million and $0.2 million, respectively.

Cilion Purchase Obligation. In connection with the merger between Aemetis Facility Keyes, Inc. and Cilion, Inc. ("Cilion") on July 6, 2012, we incurred a $5.0 million payment obligation to Cilion shareholders as merger compensation. The liability accrues interest at 3% per annum. As of  September 30, 2026 and  December 31, 2025, we had $7.6 million and $7.5 million in principal and interest outstanding under the Cilion payment obligation, respectively, classified as current debt.

Subordinated Notes. In 2012 and 2013, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months, and the current maturity date is December 31, 2026. Upon maturity, the maturity date of the Subordinated Notes are extendable at our election for six-month periods, with a fee of 10% of the original note amount added to the balance outstanding plus the issuance of warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock with an exercise price of $0.01 per share with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all AAFK debts to Third Eye Capital are paid in full. As of  September 30, 2026 and  December 31, 2025, AAFK had, in aggregate, $22.8 million and $21.6 million in principal and interest outstanding, respectively, under the Subordinated Notes.  As of  September 30, 2026 and  December 31, 2025, AAFK had $0.3 million and $0.5 million in unamortized debt issuance costs, respectively, related to the subordinated notes.

(Tabular data in thousands, except par value and per share data)

EB-5 Promissory Notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act that is designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. Our subsidiary AE Advanced Fuels, Inc. ("AEAF") entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized by U.S. Citizenship and Immigration Services as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2 to 3%. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share. Advanced BioEnergy, LP received equity investments from foreign investors, and then Advanced BioEnergy, LP used the invested equity to make loans to AEAF. The EB-5 Notes are subordinated to the Company's senior secured debt to Third Eye Capital. On February 27, 2019, Advanced BioEnergy, LP, and AEAF entered into an Amendment to the EB-5 Notes that modified the stated maturity dates of the EB-5 Notes to provide automatic six-month extensions as long as the Advanced BioEnergy, LP investors’ immigration processes are in progress. Accordingly, notes derived from Advanced BioEnergy, LP equity provided by investors pending green card approval have been recognized as long-term debt while notes derived from Advanced BioEnergy, LP equity provided by investors who have obtained green card approval have been classified as current debt. As of  September 30, 2026 and  December 31, 2025, $35.2 million and $34.9 million was outstanding, respectively, on the EB-5 Notes.

In 2016, the Company launched its EB-5 Phase II funding (the "EB-5 Phase II Funding") and entered into certain Note Purchase Agreements with Advanced BioEnergy II, LP, a California limited partnership authorized to receive EB-5 equity funding investments. The Company's subsidiary Aemetis Advanced Products Keyes, Inc. received $4 million in loan funds from Advanced BioEnergy II, LP from 2018 to 2019. As of both  September 30, 2026 and  December 31, 2025, $4.5 million was outstanding on the notes under the EB-5 Phase II funding.

India Biodiesel Secured and Unsecured Loans. On January 7, 2026, the Company's subsidiary Universal Biofuels Private Limited ("UBPL") entered into a secured loan agreement with a trade partner in an amount not to exceed $3.2 million that is secured by the fixed and current assets of the Kakinada Plant. On February 8, 2026, UBPL entered into a short-term loan agreement with a different trade partner. Each loan bears interest at 18% that is payable monthly. The draws under each loan must be repaid within twelve months of the draw date. During the nine months ended September 30, 2026, UBPL received a total of $8.6 million in draws and repaid $8.6 million under these agreements.

UBPL maintains a factoring arrangement to leverage certain trade receivables and receive short-term funding from a third-party financial institution. UBPL retains the risk of nonpayment on the transferred receivables, so the arrangement does not meet the criteria for sale accounting under ASC 860, and we account for the funding as secured borrowing. Under this arrangement, UBPL receives cash advances that are recorded as debt, and the funds received are net of 8.1% interest that is recorded as interest expense. UBPL retains the accounts receivable balances in its balance sheet. During the nine months ended September 30, 2026, UBPL received a total of $12.9 million in draws and repaid $10.9 million under this agreement.

As of  September 30, 2026 and  December 31, 2025, UBPL's outstanding balances under all loan agreements totaled $2.0 million and $0.0 million, respectively.

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, Aemetis Biogas 1 LLC ("AB1") entered into a Construction Loan Agreement ("AB1 Construction Loan") pursuant to which the lender made available an aggregate principal amount of $25 million. Effective December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan") that is secured by all personal and real property of AB1. It bears interest (i) at a rate of 9.25% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor, whichever is greater. Other material terms of the loan include: (i) monthly payments of interest only beginning  January 22, 2024, (ii) equal monthly payments of principal and interest beginning January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the unpaid principal and interest are due and payable. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of  September 30, 2026 and  December 31, 2025, AB1 had $22.9 million and $24.5 million outstanding, respectively, under the AB1 Term Loan.

(Tabular data in thousands, except par value and per share data)

Aemetis Biogas 2 LLC Construction and Term Loan. On July 28, 2023, Aemetis Biogas 2 LLC ("AB2") entered into a Construction and Term Loan Agreement ("AB2 Loan"), pursuant to which the lender made available an aggregate principal amount of $25 million. The loan is secured by all personal and real property of AB2. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) monthly payments of interest only beginning August 15, 2023, (ii) equal monthly payments of principal and interest beginning August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the unpaid principal and interest are due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of  September 30, 2026 and  December 31, 2025, AB2 had $24.5 million and $25.0 million outstanding, respectively, and unamortized discount issuance costs of $0.7 million and $0.8 million, respectively, under the AB2 Loan.

Term loans on equipment financing. In order to purchase production equipment in 2025, AAFK entered into a financing agreement totaling $51 thousand with interest payable at 7.49% per year. As of  September 30, 2026 and  December 31, 2025, AAFK had outstanding balances under this agreement of $27 thousand and $45 thousand, respectively.

Term loans on capital expenditures. In connection with the acquisition of a vehicle in 2021, Aemetis Biogas Services ("ABS") entered into a financing agreement totaling $54.5 thousand with interest payable at 6.59% per year. As of  September 30, 2026 and  December 31, 2025, ABS had outstanding balances under this agreement of $6 thousand and $13 thousand.

In connection with its acquisition of real property in November 2024, the Company's subsidiary Aemetis RNG Fuels 1 LLC ("RNG1") entered into two installment note agreements with private lenders totaling $840 thousand with interest payable monthly at 11.99% per year. As of  September 30, 2026 and  December 31, 2025, RNG1 had outstanding balances under these agreements totaling $550 thousand.

Short-term construction funding. In connection with the construction of the Mechanical Vapor Recompression ("MVR") system at the Keyes plant, AAFK entered into a construction agreement whereby it will pay the contractor amounts owed under the construction agreement 60 days following completion of the project. The unpaid costs accrue interest at 7.75% until payment. As of  September 30, 2026 and  December 31, 2025, the balances owed were $35.6 million and $17.4 million, respectively, and were classified as short-term borrowings.

Maturity Date Schedule

The following table shows scheduled repayments for the Company's debt obligations by year:

Twelve Months ended September 30,	Debt Repayments
2027	$376,924
2028	14,776
2029	1,683
2030	1,844
2031	2,020
Thereafter	38,941
Total debt	436,188
Debt issuance costs	(741)
Total debt, net of debt issuance costs	$435,447

6. Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible debt, and warrants to the extent the impact is dilutive. The Company's stock options, warrants, and convertible debt are excluded from the calculation of diluted income (loss) per share when their effect would be antidilutive.

(Tabular data in thousands, except par value and per share data)

For the periods presented in which the Company reported a net loss, basic and diluted net loss per share were the same because potentially dilutive common shares were antidilutive.

For the three months ended September 30, 2026, the Company reported net income. The adjustment to the diluted net income (loss) numerator for this period reflects the assumed conversion of ABGL’s Series A Preferred Units into ABGL common units under the if-converted method. Assumed conversion reduces the Company’s proportionate interest in ABGL’s earnings, partially offset by the add-back of accretion expense. The conversion does not affect the denominator because the preferred units are convertible into ABGL common units rather than Aemetis common stock.  See Note 11 - Aemetis Biogas LLC – Series A Preferred Financing.

The following table reconciles the numerators and denominators used in calculating basic and diluted income (loss) per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$5,211	$(23,747)	$(25,869)	$(71,671)

Adjustment to diluted net income (loss) per share numerator:
Assumed conversion of ABGL Series A convertible preferred units	(6,945)	-	-	-
Net income (loss) attributable to common stockholders—diluted	$(1,734)	$(23,747)	$(25,869)	$(71,671)

Weighted average shares outstanding—basic	72,500	63,699	70,083	58,027
Weighted average shares outstanding—diluted	72,500	63,699	70,083	58,027

Income (loss) per share—basic	$0.07	$(0.37)	$(0.37)	$(1.24)
Income (loss) per share—diluted	$(0.02)	$(0.37)	$(0.37)	$(1.24)

The following potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of
	September 30, 2026	September 30, 2025
Common stock options and warrants	9,727	9,139
Debt with conversion feature at $30 per share of common stock	1,173	1,161
Total potentially dilutive securities excluded from diluted earnings per share	10,900	10,300

7. Revenue and Accounts Receivable

California Ethanol Revenues: We sell our ethanol segment products to J.D. Heiskell, which sells them to third parties designated by us. We record revenue for ethanol when we transfer ethanol into our storage tank, which is leased to J.D. Heiskell, and when product is loaded into shipping trucks for products other than ethanol. We also buy our corn feedstock from J.D. Heiskell. Transaction prices for ethanol sales and corn purchases are based on daily market prices. We invoice J.D. Heiskell each business day for the net balance between ethanol and other product sales and our corn purchases, and J.D. Heiskell pays on the next business day. During the first nine months of 2026, we recognized Section 45Z PTC income upon the sale of ethanol. The following table lists the California Ethanol segment revenues:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Ethanol sales	$36,573	$31,252	$97,732	$87,035
WDG sales	9,064	7,305	26,464	23,133
Other sales	3,532	2,169	7,583	5,594
Total revenue from contracts with customers	49,169	40,726	131,779	115,762
PTC income	4,635	-	13,716	-
Total revenue	$53,804	$40,726	$145,495	$115,762

(Tabular data in thousands, except par value and per share data)

California Dairy Renewable Natural Gas Revenues: Our RNG production facilities as of  September 30, 2026, include twelve anaerobic digesters that produce biogas from manure waste received from fifteen dairies, a 36-mile biogas collection pipeline leading from the dairy digesters to a central upgrading hub that produces RNG, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel. We also generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"), as well as tax credit programs. We recognize revenue from RNG sales when we inject the RNG into the utility pipeline and we recognize revenue from sales of D3 RINs and LCFS credits when we sell the credits.

We recognize Section 45Z PTC income upon dispensing RNG. In September 2026, regulatory updates to the Section 45ZCF-GREET model decreased the Company's emissions rate, resulting in an increase in the Section 45Z PTCs associated with RNG sales. Accordingly, we recorded a cumulative true-up adjustment of approximately $11.0 million related to the period January 1, 2026 through June 30, 2026, which was recognized in PTC income in the third quarter of 2026. The following table lists RNG segment revenues:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
RNG sales	$499	$393	$938	$944
LCFS credit sales	2,016	1,187	5,486	3,120
RIN sales	3,357	2,416	8,498	5,426
Total revenue from contracts with customers	5,872	3,996	14,922	9,490
PTC income	20,051	-	23,580	-
Total revenue	$25,923	$3,996	$38,502	$9,490

India Biodiesel Revenues: We sell biodiesel to the government-owned India Oil Market Companies ("OMCs") pursuant to tender offers, and we sell refined glycerin to private parties. We also occasionally sell feedstock based on market conditions. The following table shows sales in our India Biodiesel segment by product category:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Biodiesel sales	$7,339	$13,948	$18,276	$23,489
Other sales	1,087	520	3,199	5,578
Total revenue	$8,426	$14,468	$21,475	$29,067

Across all segments, revenue is recognized at the point in time when performance obligations have been met. Accounts receivable for all segments represent invoicing with varying payment terms, but with no variable consideration or financing. The opening balance of accounts receivable for all segments as of January 1, 2025, was $1.8 million, and the closing balances as of  September 30, 2026 and  December 31, 2025, were $4.4 million and $0.5 million, respectively. As of  September 30, 2026 and  December 31, 2025, the allowance for credit losses on trade receivables, for all segments was $72.4 thousand and $385.0 thousand, respectively. There were no liabilities for unearned revenue for any segment as of  September 30, 2026.

8. Leases

We are a party to operating leases for our corporate office in Cupertino, modular offices, land leases and laboratory facilities. We have also entered into several finance leases for machinery and equipment and for the Riverbank Industrial Complex. These finance leases have a purchase option at the end of the term that we are reasonably certain we will exercise, so the leases are classified as finance leases. All of our leases aside from our land leases have remaining terms of one year to 11 years; the land leases have remaining terms over 20 years. We apply an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize those lease payments in the consolidated condensed statements of operations as we incur the expenses.

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

(Tabular data in thousands, except par value and per share data)

The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost
Operating lease expense	$180	$201	$541	$593
Short-term lease expense	83	34	251	120
Variable lease expense	41	23	126	69
Total operating lease cost	$304	$258	$918	$782

Finance lease cost
Amortization of right-of-use assets	$41	$20	$94	$88
Interest on lease liabilities	155	93	365	272
Total finance lease cost	$196	$113	$459	$360

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating cash flows used in operating leases	$180	$191	$576	$609
Operating cash flows used in finance leases	$155	$93	$365	$272
Financing cash flows used in finance leases	$50	$6	$195	$168

Supplemental non-cash flow information related to ROU assets and lease liabilities is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating leases
Accretion of the lease liability	$60	$80	$194	$241
Amortization of right-of-use assets	$120	$122	$347	$352

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term
Operating leases (in years)	12.4	11.2
Finance leases (in years)	7.5	11.5

Weighted-average discount rate
Operating leases	12.3%	12.7%
Finance leases	15.2%	13.3%

(Tabular data in thousands, except par value and per share data)

Supplemental balance sheet information related to leases is as follows:

	September 30, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$1,909	$2,256

Other current liability	$608	$554
Other long-term liabilities	1,342	1,778
Total operating lease liabilities	$1,950	$2,332

Finance leases
Property and equipment, at cost	$4,174	$2,889
Accumulated depreciation	(441)	(460)
Property and equipment, net	$3,733	$2,429

Other current liability	$1,696	$251
Other long-term liabilities	2,954	2,832
Total finance lease liabilities	$4,650	$3,083

Future minimum lease payments under operating and finance leases as of  September 30, 2026, are as follows:

Year ending September 30,	Operating leases	Finance leases
2027	$802	$1,722
2028	543	145
2029	108	145
2030	110	145
2031	110	145
Thereafter	2,021	9,670
Total lease payments	3,694	11,972
Less imputed interest	(1,744)	(7,322)
Total lease liability	$1,950	$4,650

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

The following table shows sublease income for the applicable periods:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sublease income	$819	$754	$2,188	$2,170

(Tabular data in thousands, except par value and per share data)

Future minimum sublease payments to be received as of  September 30, 2026, are as follows:

Year ending September 30,
2027	$2,470
2028	2,496
2029	2,463
2030	649
2031	94
Thereafter	-
Total future sublease payments	$8,172

9. Stock Based Compensation

2019 Stock Plan

The Aemetis, Inc. Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”) allows our Board of Directors or a delegated Board committee to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards to employees, directors, and consultants. During the nine months ended September 30, 2026, we issued stock options to employees exercisable for 1.9 million shares and we issued 379 thousand shares of stock to members of our Board of Directors as compensation. The following table summarizes activity under the 2019 Stock Plan during the nine months ended September 30, 2026:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2025	81	8,610	$3.91
Authorized	2,749	-	-
Options granted	(1,938)	1,938	2.60
Common stock granted	(379)	-	-
Exercised	-	(181)	0.78
Forfeited/expired	372	(372)	2.87
Balance as of September 30, 2026	885	9,995	$3.75

The options outstanding as of  September 30, 2026 include vested rights to purchase 7.2 million shares and the remaining purchase rights are not yet vested.

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

(Tabular data in thousands, except par value and per share data)

The weighted average fair value calculations for the options granted during the nine months ended September 30, 2026 and 2025, are based on the following assumptions:

	For the nine months ended September 30,
Description	2026	2025
Dividend-yield	-%	-%
Risk-free interest rate	3.9%	4.3%
Expected volatility	111.0%	113.5%
Expected life (years)	5.81	5.81
Market value per share on grant date	$2.60	$2.73
Fair value per option on grant date	$2.18	$2.32

During the nine months ended September 30, 2026 and 2025, we recognized $4.0 million and $5.0 million of stock-based compensation expense. During these periods, we granted 379 thousand and 396 thousand shares of common stock under the 2019 Stock Plan, respectively, with an average market value on date of grant of $2.44 and $2.73, respectively, per share.

As of  September 30, 2026, we had $4.9 million of total unrecognized compensation expense for option issuances, which we will amortize over the remaining vesting period for each applicable grant, which has a weighted average of 2.04 years as of  September 30, 2026.

10. Warrants to Purchase Common Stock

On December 31, 2025, the maturity dates on two accredited investors Subordinated Notes were extended to June 30, 2026. In connection with the extension, the Company issued warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock with a two year term and an exercise price of $0.01 per share. The warrants were fully exercised by the noteholders in January 2026. On June 30, 2026, the maturity dates of the Subordinated Notes were further extended to December 31, 2026, and the Company issued an additional 113 thousand warrants with the same terms. The warrants were fully exercised by the noteholders in July 2026.

The following table summarizes warrant activity during the nine months ended September 30, 2026:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2025	598	$10.17	3.73
Granted	113	0.01
Exercised	(226)	0.01
Outstanding September 30, 2026	485	$12.55	3.39

All of the above outstanding warrants are fully vested and exercisable as of September 30, 2026.

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

(Tabular data in thousands, except par value and per share data)

The Preferred Unit Purchase Agreement has been amended multiple times. Effective August 31, 2026, ABGL entered into an agreement titled Thirteenth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Thirteenth Amendment"), that, among other provisions, extends the date by which ABGL is required to redeem all of the outstanding Series A Preferred Units to December 31, 2026, and changes the aggregate redemption price to $117.3 million, which includes a $2 million incremental fee for the PUPA Thirteenth Amendment. The PUPA Thirteenth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the extended redemption date, ABGL will enter into a credit agreement with Protair-X and Third Eye Capital effective as of January 1, 2027, and maturing January 1, 2028, in the form attached to the PUPA Thirteenth Amendment, and specifies that entry into such credit agreement will satisfy the obligation to redeem the Series A Preferred Units. Amounts outstanding under the credit agreement would bear an interest rate equal to the greater of (i) prime rate plus 5.0% and (ii) 12.0%. We evaluated this and prior similar amendments in accordance with ASC 470 "Debt" and applied troubled debt restructuring accounting, resulting in no gain or loss from the execution of the particular amendment. In addition, consistent with ASC 470-60, we accreted the amount of principal and interest due using the effective interest method from the starting liability on the effective date of the amendment to the amount that would be due as of the maturity date of the credit agreement. Following this methodology, we recorded Series A Preferred Unit liabilities of $123.6 million and $126.9 million as long-term liabilities as of  September 30, 2026, and  December 31, 2025, respectively. See Note 15 Subsequent Events for additional details regarding the PUPA Thirteenth Amendment.

Variable interest entity assessment

After consideration of ABGL’s operations and the terms of the Preferred Unit Purchase Agreement entered in 2018, we concluded that ABGL did not have enough equity to finance its activities without additional financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through our ownership interest in all of the outstanding common units of ABGL, our current ability to control the board of directors, and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. ABGL's total assets as of  September 30, 2026, were $148.5 million, which serve as collateral for the obligations of ABGL to the holders of Series A Preferred Units.

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

The following table summarizes the J.D. Heiskell purchase and sales activity during the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Ethanol sales	$36,573	$31,252	$97,732	$87,035
WDG sales	9,064	7,305	26,464	23,133
Corn oil sales	3,283	1,949	6,965	4,900
CDS sales	31	24	45	39
Corn purchases	$(33,779)	$(29,761)	$(94,748)	$(91,050)

(Tabular data in thousands, except par value and per share data)

	September 30, 2026	December 31, 2025
Accounts receivable	$130	$27

The agreements with J.D. Heiskell, Murex, and A.L. Gilbert include marketing and transportation services. For the three months ended September 30, 2026 and 2025, we expensed marketing costs of $0.7 million and $0.6 million, respectively, in connection with the marketing arrangements and these costs are included in Selling, General and Administrative Expenses. For the nine months ended September 30, 2026 and 2025, we expensed marketing costs of $2.0 million and $1.8 million, respectively. For the three months ended September 30, 2026, we expensed transportation costs of $1.5 million related to sales of ethanol and $1.5 million related to sales of WDG. For the nine months ended September 30, 2026, we expensed $3.6 million related to sales of ethanol and $4.3 million related to sales of WDG. For the three months ended September 30, 2025, we expensed $1.2 million related to sales of ethanol and $1.4 million related to sales of WDG. For the nine months ended September 30, 2025, we expensed $3.5 million related to sales of ethanol and $4.1 million related to sales of WDG. Transportation costs are included in costs of goods sold.

Supply Trade Agreement. On July 1, 2022, UBPL entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) pursuant to which Gemini supplies UBPL with feedstock up to a credit limit of $12.7 million and has a collateral interest in inventories, current assets, and fixed assets of UBPL. If UBPL fails to pay an invoice within the ten-day credit period, the outstanding balance bears interest at 18%. The agreement was effective through July 2026 and was not renewed beyond this period. As of September 30, 2026 and December 31, 2025, UBPL had $0 outstanding under this agreement.

Forward Sale Commitments. As of September 30, 2026, we have no forward sale commitments.

Natural Gas Purchase Agreement. As of September 30, 2026, we have a forward purchase agreement in place to buy approximately 3,700 MMBtu ("million British thermal units") of natural gas per day for use at the Keyes plant at fixed prices between $2.580 and $3.875 per MMBtu through December 2026. We have elected to apply the normal purchases and normal sales scope exception under ASC 815, Derivatives and Hedging, hence the natural gas purchased under this agreement is accounted for and included as cost of goods sold in our financial statements.

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

(Tabular data in thousands, except par value and per share data)

The following tables summarize financial information by reportable segment for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30, 2026
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$53,804	$25,923	$8,426	$-	$88,153
Gross profit	7,444	20,639	1,390	-	29,473

Net income (loss)	(3,826)	16,782	671	(8,416)	5,211
Interest and debt amortization expense	9,416	1,066	169	3,897	14,548
Depreciation and amortization	1,112	1,216	181	72	2,581
Accretion and other expenses of Series A preferred units	-	1,216	-	-	1,216
Bad debt expense	-	-	-	38	38
Income tax expense (benefit)	-	-	2	-	2
Stock-based compensation expense	-	-	-	1,193	1,193
EBITDA	$6,702	$20,280	$1,023	$(3,216)	$24,789

Capital expenditures	$8,234	$11,640	$19	$331	$20,224
Total assets as of September 30, 2026	$85,387	$148,547	$23,268	$54,793	$311,995
Allocation of corporate overhead expense to segments	$3,054	$3,435	$382	$(6,871)	$-

	For the three months ended September 30, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$40,726	$3,996	$14,468	$-	$59,190
Gross profit (loss)	(1,432)	1,300	74	-	(58)
					-
Net loss	(11,596)	(3,542)	(624)	(7,985)	(23,747)
Interest expense including amortization of debt fees	8,565	939	25	3,421	12,950
Accretion and other expenses of Series A preferred units	-	2,034	-	-	2,034
Income tax expense (benefit)	-	6	-	-	6
Depreciation	1,024	1,007	198	97	2,326
Gain on asset disposal	-	-	(4)	-	(4)
Stock-based compensation expense	-	-	-	1,385	1,385
Other amortization	12	-	-	-	12
EBITDA	$(1,995)	$444	$(405)	$(3,082)	$(5,038)

Capital expenditures	$235	$3,330	$214	$312	$4,091
Total assets as of September 30, 2025	$54,703	$129,932	$20,821	$35,663	$241,119
Allocation of corporate overhead expense to segments	$2,945	$3,313	$368	$(6,626)	$-

(Tabular data in thousands, except par value and per share data)

	For the nine months ended September 30, 2026
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$145,494	$38,503	$21,475	$-	$205,472
Gross profit	16,874	26,703	2,167	-	45,744
					-
Net income (loss)	(15,032)	14,471	255	(25,563)	(25,869)
Interest and debt amortization expense	27,237	3,354	287	11,709	42,587
Depreciation and amortization	3,241	3,652	554	214	7,661
Accretion and other expenses of Series A preferred units	-	4,338	-	-	4,338
Bad debt expense	72	-	-	329	401
Income tax expense (benefit)	-	10	(153)	14	(129)
Loss on sale/disposal of assets	-	20	88	-	108
Stock-based compensation expense	-	-	-	4,018	4,018
Stock issued for services	-	-	-	50	50
EBITDA	$15,518	$25,845	$1,031	$(9,229)	$33,165

Capital expenditures	$17,107	$17,383	$130	$687	$35,307
Total assets as of September 30, 2026	$85,387	$148,547	$23,268	$54,793	$311,995
Allocation of corporate overhead expense to segments	$9,465	$10,648	$1,183	$(21,296)	$-

	For the nine months ended September 30, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$115,762	$9,490	$29,067	$-	$154,319
Gross profit (loss)	(10,176)	2,460	(777)	-	(8,493)

Net loss	(39,117)	(5,313)	(2,922)	(24,319)	(71,671)
Interest expense including amortization of debt fees	25,027	2,826	772	10,348	38,973
Accretion and other expenses of Series A preferred units	-	6,345	-	-	6,345
Income tax expense (benefit)	1	(6,989)	(329)	11	(7,306)
Depreciation	3,200	3,028	579	226	7,033
Gain on asset disposals	-	-	(4)	-	(4)
Stock-based compensation expense	-	-	-	4,976	4,976
Stock issued for services	-	-	-	150	150
Other amortization	35	-	-	-	35
EBITDA	$(10,854)	$(103)	$(1,904)	$(8,608)	$(21,469)

Capital expenditures	$617	$7,423	$653	$748	$9,441
Total assets as of September 30, 2025	$54,703	$129,932	$20,821	$35,663	$241,119
Allocation of corporate overhead expense to segments	$7,574	$11,028	$1,911	$(20,513)	$-

(Tabular data in thousands, except par value and per share data)

California Ethanol: Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 90.9% and 99.5% of our California Ethanol segment revenues for the three months ended  September 30, 2026 and 2025, respectively. J.D. Heiskell accounted for 90.1% and 99.4% of our California Ethanol Segment sales for the nine months ended  September 30, 2026 and 2025, respectively.

California Dairy Renewable Natural Gas: Sales of RNG during the three and nine months ended  September 30, 2026 and 2025, were to a single customer. We sold D3 RINs and LCFS credits to two other customers.

India Biodiesel: For the three months ended  September 30, 2026, two customers accounted for 11%, and 58% of our India Biodiesel segment's revenues. For the nine months ended  September 30, 2026, three customers accounted for 16%, 17%, and 46% of our India Biodiesel segment's revenues. For the three months ended  September 30, 2025, three customers accounted for 26%, 28%, and 42% of the segment's revenues. For the nine months ended  September 30, 2025, four customers accounted for 14%, 23%, 23%, and 35% of the segment's revenues.

14. Related Party Transactions

As of  September 30, 2026, the Company had amounts payable totaling $1.5 million to Eric McAfee, our Chairman and Chief Executive Officer, and McAfee Capital LLC, an entity owned by Mr. McAfee. These amounts consist of accrued compensation and related amounts under employment agreements and bonus awards, expense reimbursements, and guarantee fees associated with guarantees provided by Mr. McAfee and McAfee Capital in connection with the Company's indebtedness to Third Eye Capital.

In addition, as of  September 30, 2026, the Company had amounts payable totaling $0.4 million to other members of management related to awarded but unpaid bonus compensation.

15. Subsequent Events

On October 10, 2026, Aemetis Biogas LLC ("ABGL") entered into an agreement titled Thirteenth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Thirteenth Amendment") with an effective date of August 31, 2026, that requires, among other provisions, ABGL to either (i) redeem all outstanding Series A Preferred Units by December 31, 2026, for an aggregate redemption price of $117.3 million or (ii) to enter into a credit agreement in the form attached to the PUPA Thirteenth Amendment. The PUPA Agreement is described further in Note 11 Aemetis Biogas LLC - Series A Preferred Financing, and is attached to this Quarterly Report on Form 10-Q at Exhibit 10.1.

16. Liquidity and Going Concern

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. This approach to presentation is qualified by the following additional descriptions of our financial position.

Debt

We have a substantial amount of accumulated debt, and our senior lender has a security interest in substantially all of our assets. We have been reliant on our senior secured lender to provide extensions to the maturity dates of its debt facilities. Upon the sale of tax credits, we work collaboratively with our senior lender to determine the allocation of tax credit sale proceeds between debt repayment and the Company's operational and other business needs, in addition to other periodic payments. In order to meet our obligations during the next twelve months, we will need to refinance debt with our senior lender for amounts that are due on demand in the next twelve months or receive its continued cooperation.

Operating Activities

We are pursuing the following strategies to improve liquidity:

California Ethanol

Optimize Operations. We plan to continue to operate the Keyes Plant and optimize operating parameters and purchase contracts based on market conditions.

(Tabular data in thousands, except par value and per share data)

Reduce Natural Gas Use and Reduce Ethanol Carbon Intensity. We are constructing a MVR system that is expected to significantly reduce the Keyes Plant's natural gas consumption and lower the carbon intensity of the ethanol produced at the Keyes Plant. This will reduce overall fuel costs and volatility and increase income from LCFS credits and Section 45Z PTCs. We have acquired all the necessary equipment, and construction is progressing toward completion.

Monetize Section 45Z PTCs. The Keyes Plant started earning Section 45Z PTCs effective January 1, 2025, and we have monetized the credits earned during all of 2025 and through mid- September 2026. We plan to continue to monetize the Section 45Z PTCs on a regular basis. The federal tax and budget legislation referred to as the "One Big Beautiful Bill Act" that was enacted in July 2025 extended the term of the credits to December 31, 2029.

Evaluate New Technologies. We continue to evaluate other opportunities to improve the Keyes Plant's financial performance by adopting new technologies or process changes that further improve energy efficiency, decrease feedstock costs, increase coproduct yields, and create other margin enhancements. During 2026, we installed two corn oil separators, which improved corn oil yield, and we plan to install an additional separator to further improve yield.

California Renewable Natural Gas

Operate Existing Digesters. We currently have fourteen anaerobic digesters that produce biogas from dairy waste received from seventeen dairies. Two of these digesters were placed into service in October 2026.

Construct New Digesters. We plan to continue to build new dairy digesters that increase cash flow from operations as allowed by capital availability. We have agreements with over fifty dairies. We are seeking new loans and other forms of financing from a variety of sources to facilitate additional digester construction.

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

Monetize Section 45Z PTCs. Our RNG production started earning Section 45Z PTCs effective January 1, 2025. We monetized the 2025 credit in December 2025, and we are both recognizing and monetizing the Section 45Z PTC on a regular basis in 2026. The federal tax and budget legislation referred to as the "One Big Beautiful Bill Act" that was enacted in July 2025 extended the term of the credits to December 31, 2029. In September 2026, updates to the 45ZCF-GREET model decreased the emissions rate used in calculating Section 45Z credits, resulting in an increase in the credit earned for 2026. The benefits of the updated 45ZCF-GREET model are expected to extend into future periods through increased Section 45Z credits.

India Biodiesel

Continue Sales to OMCs. We plan to continue to operate the Kakinada Plant to produce biodiesel and glycerin and to sell the biodiesel to government-owned Oil Marketing Companies ("OMCs") to help them achieve government mandates to increase the percentage of biodiesel used in India as a percentage of total diesel uses. In addition, we are evaluating the potential use of the Kakinada plant to produce biodiesel for export from India.

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

(Tabular data in thousands, except par value and per share data)

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

Summary

Notwithstanding our plans to improve liquidity and the favorable recent events described above, based on the extent of our debt and reliance on our senior secured lender, substantial doubt exists about our ability to continue as a going concern over the next twelve months.

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2026 and 2025.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

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

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces alcohol for other uses, Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”). WDG, DCO, and CDS are sold as animal feed to more than 80 local dairies and feedlots. A portion of our DCO is sold as feedstock for other renewable fuels plants. We also capture the Carbon Dioxide (“CO2”) generated by our fermenters and sell it to an industrial gas company that liquifies the CO₂ to sell to food, beverage, and industrial customers. We are implementing energy efficiency initiatives focused on lowering the carbon intensity (“CI”) of our ethanol, primarily by decreasing the use of fossil natural gas. Recently completed energy efficiency projects include high efficiency heat exchangers and a solar micro grid. A significant energy efficiency project in progress is the Mechanical Vapor Recompression (“MVR”) system that will use low carbon electricity instead of natural gas. These changes will reduce our energy costs, lower the CI of the ethanol we produce, and generate increased cash flows from California Low Carbon Fuel Standard (“LCFS”) and tax credits. We have acquired all the necessary equipment for the MVR project, and construction is progressing toward completion.

Our California Dairy Renewable Natural Gas segment operates anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed) to produce biogas from dairy waste, transports the biogas by pipeline to the Keyes Plant site, and converts the biogas to Renewable Natural Gas (“RNG”) that is delivered to customers through the utility natural gas pipeline. We currently operate fourteen digesters that produce biogas from manure waste received from seventeen dairies. Two of these digesters were placed into service in October 2026. We are actively growing with additional digesters planned for construction. We have constructed 36 miles of biogas collection pipeline and have received environmental approval to construct an additional 24 miles of pipeline. We currently have agreements to build digesters and receive waste from over 50 dairies and are seeking to sign agreements with additional dairies.

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

Results of Operations

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

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

	2026	2025	Inc/(dec)	% change
California Ethanol	$53,804	$40,726	$13,078	32.1%
California Dairy Renewable Natural Gas	25,923	3,996	21,927	548.7%
India Biodiesel	8,426	14,468	(6,042)	(41.8)%
Total	$88,153	$59,190	$28,963	48.9%

(Tabular data in thousands, except par value and per share data)

California Ethanol. For the three months ended September 30, 2026, this segment generated 68% of its revenue from sales of ethanol, and the balance from sales of WDG, Corn Oil, CDS, and CO₂. It also generated and recognized $4.6 million in Section 45Z PTC income during the three months ended September 30, 2026. For the three months ended September 30, 2026, the Keyes Plant sold 15.6 million gallons of ethanol at an average price of $2.34 per gallon and 102 thousand tons of WDG at an average price of $89 per ton, compared to sales during the three months ended September 30, 2025, when the Keyes Plant sold 14.7 million gallons of ethanol at an average price of $2.13 per gallon and 96 thousand tons of WDG at an average price of $76 per ton.

California Dairy Renewable Natural Gas. During the three months ended September 30, 2026, we sold 158.2 thousand MMBtu ("million British thermal units") of RNG at an average price of $3.16 per MMBtu, compared to the three months ended September 30, 2025, when we sold 114.0 thousand MMBtu of RNG at an average price of $3.45 per MMBtu. During the three months ended September 30, 2026, we sold 1.4 million federal Renewable Fuel Standard ("RFS") credits (referred to as "D3 RINs") at an average price of $2.45 per D3 RIN, compared to the three months ended September 30, 2025, when we sold 1.0 million D3 RINs at an average price of $2.37 per RIN. During the three-month period ended September 30, 2026, we sold 27.8 thousand LCFS credits at an average price of $73 each, compared to 22.2 thousand LCFS credits at an average price of $54 each during the period ended September 30, 2025. The RNG segment also recorded $20.1 million of Section 45Z PTC income during the three months ended September 30, 2026. In September 2026, regulatory updates to the Section 45ZCF-GREET model decreased the Section 45Z emissions rate, resulting in an increase in the Section 45Z PTCs generated by RNG sales in 2026. Accordingly, we recorded a cumulative true-up adjustment of approximately $11.0 million related to the period January 1, 2026, through June 30, 2026, which was recognized in third quarter of 2026 PTC income.

India Biodiesel. In 2025 and 2026, our India sales of biodiesel were primarily to government-owned Oil Marketing Companies ("OMCs") pursuant to the OMC tender and allocation process. For the three months ended September 30, 2026 and 2025, we generated 87% and 96% of our India segment revenues from the sale of biodiesel and 13% and 4% from other sales, respectively. The decrease in revenue was primarily due to delays in receiving OMC tender contracts during the second quarter of 2026. Shipments under the contract commenced during the third quarter of 2026 and remained ongoing as of period end. We sold 6.6 thousand metric tons of biodiesel at an average sales price of $1,108 per metric ton during the three months ended September 30, 2026, compared to 12.5 thousand metric tons of biodiesel at an average sales price of $1,112 per metric ton during the three months ended September 30, 2025.

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

	2026	2025	Inc/(dec)	% change
California Ethanol	$46,360	$42,158	$4,202	10.0%
California Dairy Renewable Natural Gas	5,284	2,696	2,588	96.0%
India Biodiesel	7,036	14,394	(7,358)	(51.1)%
Total	$58,680	$59,248	$(568)	(1.0)%

(Tabular data in thousands, except par value and per share data)

California Ethanol. We ground 5.4 million bushels of corn at an average cost of $6.29 per bushel during the three months ended September 30, 2026, compared to 5.0 million bushels of corn at an average cost of $5.95 per bushel during the three months ended September 30, 2025. The increase in cost of goods sold for the three months ended September 30, 2026, is mainly due to an increase in ethanol production and an associated increase in the quantity and price of corn used.

California Dairy Renewable Natural Gas. Cost of goods sold increased as a result of the increased manure costs, digester maintenance expenses, and depreciation from additional digesters placed into service.

India Biodiesel. The decrease in cost of goods sold during the three months ended September 30, 2026, compared to September 30, 2025, was attributable to a decrease in biodiesel sales.

Gross Profit (Loss)

	2026	2025	Inc/(dec)	% change
California Ethanol	$7,444	$(1,432)	$8,876	NM
California Dairy Renewable Natural Gas	20,639	1,300	19,339	NM
India Biodiesel	1,390	74	1,316	NM
Total	$29,473	$(58)	$29,531	NM

Note: “NM” = not meaningful

California Ethanol. The gross profit during the three months ended September 30, 2026, compared to a gross loss during the same period in 2025, was attributable primarily to increased volumes and increased average sale prices, partially offset by higher corn costs, as well as $4.6 million of Section 45Z PTC income recognized during the three months ended September 30, 2026, but not during the three months ended September 30, 2025.

California Dairy Renewable Natural Gas. The increase in gross profit for the three months ended September 30, 2026, compared to the same period in 2025, is due to the increase in RNG production and associated environmental attributes, as well as $20.1 million of Section 45Z PTC income recognized during the three months ended September 30, 2026, but not during the three months ended September 30, 2025.

India Biodiesel. The increase in gross profit for the three months ended September 30, 2026, compared to the same period in 2025, is primarily due to a decrease in feedstock costs.

Operating Expenses and Other Expense (Income)

	2026	2025	Inc/(dec)	% change
Selling, general and administrative	$8,621	$8,450	$171	2.0%

Other expense (income):
Interest expense
Interest rate expense	14,206	11,889	2,317	19.5%
Debt related fees and amortization expense	342	1,061	(719)	(67.8)%
Accretion and other expenses of Series A preferred units	1,216	2,034	(818)	(40.2)%
Other expense (income)	$(125)	$249	$(374)	(150.2)%

Selling, General and Administrative expenses ("SG&A") expenses consist primarily of salary and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facility expenses. SG&A expenses as a percentage of revenue were 10% in the three months ended September 30, 2026, compared to 14% in the three months ended September 30, 2025. The increase in SG&A expenses during the three months ended September 30, 2026 is primarily due to increases in salary and related expenses, and professional fees, partially offset by a reduction in utility expenses.

(Tabular data in thousands, except par value and per share data)

Other expenses consist primarily of interest and amortization expense on debt and accretion of the liability to redeem Biogas Series A Preferred Units. Debt related fees and amortization expense include amortization of debt extension fees and debt discounts of warrants issued in connection with debt renewals. The fair value of warrants issued is recorded as a debt discount and amortized to interest expense over the term of the related debt. Debt related fees and amortization expense decreased during the three months ended September 30, 2026 as a result of a significant portion of the Company’s debt becoming due on demand during 2026. Accretion expense decreased during the three months ended September 30, 2026, as a result of the PUPA Thirteenth Amendment discussed in Note 11 - Aemetis Biogas LLC – Series A Preferred Financing, which resulted in a lower interest rate on the credit agreement. Interest rate expense increased during the three months ended September 30, 2026, due to higher variable interest rates and higher debt balances.

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in our California Ethanol segment, RNG environmental attributes in our California Dairy Renewable Natural Gas segment, and biodiesel in our India Biodiesel segment. We also generate Section 45Z PTCs in the California Ethanol and RNG segments, which we recognize as income in 2026. Revenue recognized during the same period in 2025 did not include PTC income, as we recognized Section 45Z PTC income for calendar year 2025 in the fourth quarter of 2025 after establishing qualification for the PTCs under the applicable statute and guidance.

	2026	2025	Inc/(dec)	% change
California Ethanol	$145,494	$115,762	$29,732	25.7%
California Dairy Renewable Natural Gas	38,503	9,490	29,013	305.7%
India Biodiesel	21,475	29,067	(7,592)	(26.1)%
Total	$205,472	$154,319	$51,153	33.1%

California Ethanol. For the nine months ended September 30, 2026, this segment generated 67% of its revenue from sales of ethanol, and the rest from sales of WDG, Corn Oil, CDS, and CO₂. It also generated and recognized $13.7 million in Section 45Z PTC income during the nine months ended September 30, 2026. For the nine months ended September 30, 2026, the Keyes Plant sold 44.9 million gallons of ethanol at an average price of $2.18 per gallon and 300 thousand tons of WDG at an average price of $88 per ton, compared to sales during the nine months ended September 30, 2025, when the Keyes Plant sold 42.6 million gallons of ethanol at an average price of $2.04 per gallon and 280 thousand tons of WDG at an average price of $83 per ton.

California Dairy Renewable Natural Gas. During the nine months ended September 30, 2026, we sold 414.6 thousand MMBtu of RNG at an average price of $2.26 per MMBtu, compared to the nine months ended September 30, 2025, when we sold 291.3 thousand MMBtu of RNG at an average price of $3.24 per MMBtu. During the nine months ended September 30, 2026, we sold 3.4 million D3 RINs at an average price of $2.47 per D3 RIN, compared to the nine months ended September 30, 2025, when we sold 2.2 million D3 RINs at an average price of $2.50 per RIN. During the nine months ended September 30, 2026, we sold 85.5 thousand LCFS credits at an average price of $64 each, compared to 52.2 thousand LCFS credits at an average price of $60 each during the period ended September 30, 2025. The RNG segment also generated $23.6 million of Section 45Z PTC income during the nine months ended September 30, 2026.

India Biodiesel. In 2025 and 2026, our India sales of biodiesel were primarily to government-owned OMCs pursuant to the OMC tender and allocation process. For the nine months ended September 30, 2026, we generated 85% of our India segment revenues from the sale of biodiesel and 15% from other sales. The decrease in revenues was primarily due to palm fatty acid distillate ("PFAD") sales that occurred during the nine months ended September 30, 2025, but not during the same period in 2026. In addition, delays in receiving new OMC contracts delayed biodiesel shipments. We sold 17.2 thousand metric tons of biodiesel at an average sales price of $1,065 per metric ton during the nine months ended September 30, 2026, compared to 21.0 thousand metric tons of biodiesel at an average sales price of $1,117 per metric ton during the nine months ended September 30, 2025.

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

(Tabular data in thousands, except par value and per share data)

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

	2026	2025	Inc/(dec)	% change
California Ethanol	$128,620	$125,938	$2,682	2.1%
California Dairy Renewable Natural Gas	11,800	7,030	4,770	67.9%
India Biodiesel	19,308	29,844	(10,536)	(35.3)%
Total	$159,728	$162,812	$(3,084)	(1.9)%

California Ethanol. We ground 15.5 million bushels of corn at an average cost of $6.10 per bushel during the nine months ended September 30, 2026, compared to 14.4 million bushels of corn at an average cost of $6.33 per bushel during the nine months ended September 30, 2025. The slight increase in cost of goods sold for the nine months ended September 30, 2026, is mainly due to higher corn ground for increased ethanol production, related transportation costs, chemicals and electricity costs, partially offset by a lower average cost per bushel of corn, compared to the nine months ended September 30, 2025.

California Dairy Renewable Natural Gas. Cost of goods sold increased as a result of increased manure costs, digester maintenance expenses, and depreciation from additional digesters placed into service.

India Biodiesel. The decrease in cost of goods sold during the nine months ended September 30, 2026, compared to September 30, 2025, was attributable to a decrease in biodiesel sales.

Gross Profit (Loss)

	2026	2025	Inc/(dec)	% change
California Ethanol	$16,874	$(10,176)	$27,050	NM
California Dairy Renewable Natural Gas	26,703	2,460	24,243	NM
India Biodiesel	2,167	(777)	2,944	NM
Total	$45,744	$(8,493)	$54,237	NM

Note: “NM” = not meaningful

California Ethanol. The gross profit during the nine months ended September 30, 2026, compared to a gross loss during the same period in 2025, was attributable primarily to increased sales volumes, average sales prices, and a decrease in corn prices, as well as the $13.7 million of Section 45Z PTC income recognized during the nine months ended September 30, 2026, but not during the nine months ended September 30, 2025.

California Dairy Renewable Natural Gas. The increase in gross profit for the nine months ended September 30, 2026, compared to the same period in 2025, is due to the increase in RNG production and associated environmental attributes, as well as the $23.6 million of Section 45Z PTC income recognized during the nine months ended September 30, 2026, but not during the nine months ended September 30, 2025.

India Biodiesel. The gross profit for the nine months ended September 30, 2026, compared to the loss during the same period in 2025, reflects lower feedstock costs.

(Tabular data in thousands, except par value and per share data)

Operating Expenses and Other Expense (Income)

	2026	2025	Inc/(dec)	% change
Selling, general and administrative expenses	$25,454	$26,244	$(790)	(3.0)%
Other expense (income):
Interest expense
Interest rate expense	39,919	34,142	5,777	16.9%
Debt related fees and amortization expense	2,668	4,831	(2,163)	(44.8)%
Accretion and other expenses of Series A preferred units	4,338	6,345	(2,007)	(31.6)%
Other income	$(637)	$(1,078)	$441	(40.9)%

SG&A expenses consist primarily of salary and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facility expenses. SG&A expenses as a percentage of revenue were 12% in the nine months ended September 30, 2026, compared to 17% in the nine months ended September 30, 2025. The decrease in SG&A expenses during the nine months ended September 30, 2026, is primarily due to reductions in insurance and professional fees, supplies and services expenses, partially offset by an increase in salary and related expenses.

Other expenses consist primarily of interest and amortization expense on debt and accretion of the liability to redeem Biogas Series A Preferred Units. Debt related fees and amortization expense include amortization of debt extension fees and debt discounts of warrants issued in connection with debt renewals. The fair value of warrants issued is recorded as a debt discount and amortized to interest expense over the term of the related debt. Debt related fees and amortization expense decreased during the three months ended September 30, 2026, as a result of a significant portion of the Company’s debt becoming due on demand during 2026. Accretion expense decreased during the nine months ended September 30, 2026, as a result of the PUPA Thirteenth Amendment discussed in Note 11 - Aemetis Biogas LLC – Series A Preferred Financing, which resulted in a lower interest rate on the credit agreement. Interest rate expense increased during the nine months ended September 30, 2026, due to higher variable interest rates and higher debt balances.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $3.4 million at September 30, 2026, with $2.6 million held in our North American entities and $0.8 million in our India entity. We expect that our future available cash resources will be generated from operations, sales of equity, sales of tax credits, and new debt. Incurrence of new debt and the associated use of proceeds from future debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$3,359	$4,894
Current assets (including cash, cash equivalents, and deposits)	$29,128	$26,870
Current and long-term liabilities (excluding all debt)	$190,755	$184,908
Current & long-term debt	$435,447	$381,764

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

The India Biodiesel segment utilized its receivables financing facility during the quarter to support short-term liquidity needs. As of September 30, 2026, $2.0 million was outstanding under the facility. We believe this arrangement provides flexibility in managing cash flows while maintaining prudent risk oversight.

We are implementing several strategies to improve our cash flow from operations, as described in more detail in Note 16 - Liquidity of the Notes to the consolidated condensed financial statements of this Form 10-Q.

Senior Secured Debt

As of September 30, 2026, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital notes totals $280.6 million, which is all due on demand by the lender. Third Eye Capital has provided a series of accommodating amendments to our debt facilities as described in further detail in Note 5 - Debt of the Notes to the consolidated condensed financial statements in this Form 10-Q. However, future amendments or accommodations will continue to be at the discretion of the lender. In the event our senior lender demands debt repayment, we would likely not have sufficient cash to pay the debt when due unless we are able to obtain alternative financing.

Change in Debt, Working Capital and Cash Flows

The following table describes the changes in current and long-term debt during the nine months ended September 30, 2026:

Increases to debt:
Accrued interest	$41,612
Maturity date extension fee and other fees added to senior debt	750
Subordinated debt extension fees	340
Change in debt issuance costs, net of amortization	1,881
Secured loans and working capital loan draw	21,509
Third Eye Capital short-term promissory note	1,800
Construction loan short-term borrowings	17,007
Total increases to debt		84,899
Decreases to debt:
Principal, fees, and interest payments to senior lender	(5,940)
Principal and interest payments and reductions to EB-5 promissory note	(53)
Term loan Payments	(26)
Construction loan payments	(5,350)
Secured loans and working capital loans payments	(19,798)
Payments on term loans for capital expenditures	(44)
Reclass to accounts payable for payment	(5)
Total decreases to debt		(31,216)
Change in total debt		$53,683

Cash provided by operating activities was $9.5 million, derived from a net loss of $25.9 million, non-cash expenses of $19.2 million, and changes in operating assets and liabilities of $16.1 million. The non-cash expenses primarily consisted of: (i) $7.6 million in depreciation expenses, (ii) $4.3 million in preferred unit accretion and other expenses of Series A Preferred Units, (iii) $2.7 million in amortization of debt issuance costs and other intangible assets, and (iv) $4.0 million in stock-based compensation expense. Changes in operating assets and liabilities consisted primarily of (i) a $4.4 million increase in accounts receivable, (ii) an increase in inventory of $1.9 million primarily due to the India biodiesel segment buying and processing feedstock for fourth quarter production and sales, (iii) a $4.6 million decrease in accounts payable, and (iv) $7.5 million decrease in other liabilities. This was offset by (i) a $2.0 million decrease in the balance of other current assets primarily from monetizing Section 45Z PTCs, and (ii) a $32.6 million increase in accrued interest expense.

(Tabular data in thousands, except par value and per share data)

Cash used in investing activities was $33.9 million, of which $35.3 million was primarily used for capital projects associated with production of RNG and energy efficiency projects in California offset by $1.4 million grants received.

Cash provided by financing activities was $21.4 million, consisting primarily of (i) $37.5 million proceeds from borrowings, and (ii) $15.5 million from sales of common stock, offset by $23.5 million and $7.9 million in repayments of borrowings and Series A preferred financing, respectively.

Our ongoing at-the-market stock sales program allows us to sell shares of common stock into the publicly traded market. During the three months ended September 30, 2026, we sold 0.9 million shares of common stock for proceeds of $1.8 million, net of commissions. During the nine months ended September 30, 2026, we sold 6.1 million shares of common stock for proceeds of $15.4 million, net of commissions.

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

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements of this Form 10-Q for information regarding recently issued accounting pronouncements.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2026, we issued 113 thousand shares of common stock to two subordinated lenders in connection with their exercise of warrants that had been issued to the lenders during the prior quarter in connection with extensions of their debt. The issuance of the common stock upon exercise of the warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended September 30, 2026.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Current Events

On October 10, 2026, Aemetis Biogas LLC ("ABGL") entered into an agreement titled Thirteenth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Thirteenth Amendment") with an effective date of August 31, 2026, that requires, among other provisions, ABGL to either (i) redeem all outstanding Series A Preferred Units by December 31, 2026, for an aggregate redemption price of $117.3 million or (ii) enter into a credit agreement in the form attached to the PUPA Thirteenth Amendment. The PUPA Thirteenth Amendment is attached as Exhibit 10.1 to this Form 10-Q and is described in the notes to the Financial Statements in Part I Item 1 of this Form 10-Q under Note 15 Subsequent Events. This description is a summary only and is qualified by the text of the attached Exhibit 10.1.

Item 6. Exhibits.

10.1	Thirteenth Amendment to Series A Preferred Unit Purchase Agreement, effective August 31, 2026, between Aemetis Biogas LLC, Protair-X Technologies Inc., and Third Eye Capital Corporation

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aemetis, Inc.

Date: November 5, 2026	By:	/s/ Eric A. McAfee
Eric A. McAfee Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)